Form 10-K
period 2022-12-31
PG&E Wildfire Recovery Funding LLC
filed 2023-03-31
CIK 1918072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

	Commission File Number of issuing entity:	333-263719-01
	Central Index Key Number for issuing entity:	0001918072

	PG&E WILDFIRE RECOVERY FUNDING LLC
	(Exact name of issuing entity as specified in its charter)

	PACIFIC GAS AND ELECTRIC COMPANY
	(Exact name of depositor and sponsor as specified in its charter)

	Commission File Number of issuing entity:	1-2348
	Central Index Key Number for issuing entity:	0000075488

Delaware		88-1113018
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

300 Lakeside Drive

Oakland,	California	94612
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code:	415	973-7000

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:
☐	Yes	☒	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:
☐	Yes	☒	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒	Yes	☐	No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒	Yes	☐	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer
☐	Accelerated filer
☒	Non-accelerated filer
☐	Smaller reporting company
☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐	Yes	☒	No
Documents incorporated by reference: none

PART I

Item 1.   Business.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1A.   Risk Factors.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1B. Unresolved Staff Comments.

None.

Item 2.   Properties.

Omitted pursuant to General Instruction J of Form 10-K.

Item 3.   Legal Proceedings.

Omitted pursuant to General Instruction J of Form 10-K.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted pursuant to General Instruction J of Form 10-K.

Item 6.   [Reserved].

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Omitted pursuant to General Instruction J of Form 10-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Omitted pursuant to General Instruction J of Form 10-K.

Item 8.   Financial Statements and Supplementary Data.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9A.   Controls and Procedures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

The following is a list of the managers of PG&E Wildfire Recovery Funding LLC (the “Issuing Entity”) as of the date of this report:

Name	Age	Title	Background
Margaret K. Becker	41	Manager and President	Manager and President of the Issuing Entity since its inception in 2022. Ms. Becker has served as Vice President and Treasurer of Pacific Gas and Electric Company (the “Utility”) since April 2021. From 2016 to March 2020, Ms. Becker served as Assistant Treasurer and Director of Banking and Economic Analysis at the Utility. From March 2020 to April 2021, Ms. Becker served as Senior Director and Treasurer at the Utility.

Monica Klemann	39	Manager, Treasurer and Secretary
Manager, Treasurer and Secretary of the Issuing Entity since its inception in 2022. Ms. Klemann has served as Assistant Treasurer and Director of the Utility since April 2021. From April 2015 to March 2020, Ms. Klemann served as Manager of the Banking and Money Management team at the Utility. From March 2020 to April 2021, she served as Senior Manager of the Utility.

Orlando Figueroa	62	Independent Manager
Independent Manager of the Issuing Entity since its inception in 2022. With over 20 years’ US and global capital markets experience, Mr. Figueroa currently serves as Senior Managing Director and is primarily responsible for leading the business development efforts of Citadel SPV, which he co-founded in November 2014. Prior to forming Citadel SPV, Mr. Figueroa served as Managing Director - Corporate Governance and New Business Development of Lord Securities Corporation, a TMF Group Company from March 2002 to October 2014. Mr. Figueroa’s responsibilities at Lord Securities included business development, senior oversight of Lord Securities’ corporate governance practice, and managing all daily aspects of document review and execution, including legal response and transaction management. Mr. Figueroa also was a member of TMF Group’s Structured Finance Global Strategy Board and served as TMF Group’s Regional Director for Structured Finance in the Americas from January 2010 to October 2014. During his career, Mr. Figueroa has served as a director on the boards of over 1,000 special purpose vehicles spanning various asset classes. He also served on the Executive Board of Directors of the American Securitization Forum (the “ASF”) and acted as Chairman of the ASF’s Membership Committee from 2008 to 2010. Mr. Figueroa currently serves on the Board of Directors of The Cameron Kravitt Foundation, a not-for-profit charitable foundation, which he has served on since 2010.

Code of Conduct

The Issuing Entity is a wholly-owned subsidiary of the Utility, which in turn is a subsidiary of PG&E Corporation. PG&E Corporation and the Utility have adopted codes of conduct and ethics which apply to all of their subsidiaries. The codes of conduct and ethics are available both on PG&E Corporation's website www.pgecorp.com, and the Utility’s website www.pge.com.

Item 11. Executive Compensation

Other than an annual independent manager fee of $3,000 paid to Citadel SPV, the Issuing Entity does not pay any compensation to its managers or executive officers.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Information responding to Item 13 is included under Item 10. (Directors, Executive Officers, and Corporate Governance) above.

Item 14.   Principal Accountant Fees and Services.

Omitted pursuant to General Instruction J of Form 10-K.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a)(1) and (a)(2)        Omitted pursuant to General Instruction J of Form 10-K.

(a)(3) and (b)        Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by             reference to a prior filing, as indicated. See Exhibit Index included below, which is incorporated herein by reference.

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1
Certificate of Formation of PG&E Wildfire Recovery Funding LLC (incorporated by reference to the Registration Statement on Form SF-1 of Pacific Gas and Electric Company and PG&E Wildfire Recovery Funding LLC (File Nos. 1-2348 and 333-263719-01) filed on May 3, 2022, Exhibit 3.1)

3.2
Amended and Restated Limited Liability Company Agreement of PG&E Wildfire Recovery Funding LLC (incorporated by reference to a Current Report on Form 8-K of Pacific Gas and Electric Company and PG&E Wildfire Recovery Funding LLC (File Nos. 1-2348 and 333-263719-01) filed May 3, 2022, Exhibit 3.2)

4.1
Indenture between PG&E Wildfire Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. dated as of May 10, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company and PG&E Wildfire Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-263719-01) filed May 11, 2022, Exhibit 4.1)

4.2
Series Supplement between PG&E Wildfire Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. dated as of May 10, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company and PG&E Wildfire Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-263719-01) filed May 11, 2022, Exhibit 4.2)

4.3
Indenture between PG&E Wildfire Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. dated as of July 20, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company and PG&E Wildfire Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-267319-01) filed July 21, 2022, Exhibit 4.1)

4.4
Series Supplement between PG&E Wildfire Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. dated as of July 20, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company and PG&E Wildfire Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-263719-01) filed July 21, 2022, Exhibit 4.2)

10.1
Recovery Property Servicing Agreement between PG&E Wildfire Recovery Funding LLC and Pacific Gas and Electric Company, as Servicer, dated as of May 10, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company and PG&E Wildfire Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-263719-01) filed May 11, 2021, Exhibit 10.1)

10.2
Recovery Property Purchase and Sale Agreement between PG&E Wildfire Recovery Funding LLC and Pacific Gas and Electric Company, as Seller, dated as of May 10, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company and PG&E Wildfire Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-263719-01) filed May 11, 2022, Exhibit 10.2)

10.3
Administration Agreement between PG&E Wildfire Recovery Funding LLC and Pacific Gas and Electric Company, as Administrator, dated as of May 10, 2021 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company and PG&E Wildfire Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-263719-01) filed May 11, 2022, Exhibit 10.3)

10.4
Recovery Property Servicing Agreement between PG&E Wildfire Recovery Funding LLC and Pacific Gas and Electric Company, as Servicer, dated as of July 20, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company and PG&E Wildfire Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-263719-01) filed July 21, 2022, Exhibit 10.1)

10.5
Recovery Property Purchase and Sale Agreement between PG&E Wildfire Recovery Funding LLC and Pacific Gas and Electric Company, as Seller, dated as of July 20, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company and PG&E Wildfire Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-263719-01) filed July 21, 2022, Exhibit 10.2)

10.6
Administration Agreement between PG&E Wildfire Recovery Funding LLC and Pacific Gas and Electric Company, as Administrator, dated as of July 20, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company and PG&E Wildfire Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-263719-01) filed July 21, 2022, Exhibit 10.3)

*31.1	Rule 13a-14(d)/15d-14(d) certification

*33.1	Report on assessment of compliance with servicing criteria for asset-backed securities of Pacific Gas and Electric Company, as Servicer

*33.2	Report on assessment of compliance with servicing criteria for asset-backed securities of The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee

*34.1	Attestation report on assessment of compliance with servicing criteria for asset backed securities of Deloitte & Touche LLP on behalf of Pacific Gas and Electric Company, as Servicer

*34.2	Attestation report on assessment of compliance with servicing criteria for asset backed securities of KPMG LLP on behalf of The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee

*35.1	Servicer compliance statement of Pacific Gas and Electric Company, as Servicer

*104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document

Item 1112(b).   Significant Obligors of Pool Assets.

None.

Item 1114(b)(2).   Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

None.

Item 1115(b).   Certain Derivatives Instruments.

None.

Item 1117.   Legal Proceedings.

No material legal proceedings to be reported.

Item 1119.   Affiliations and Certain Relationships and Related Transactions.

PG&E Wildfire Recovery Funding LLC is a wholly-owned subsidiary of Pacific Gas and Electric Company.

Item 1122. Compliance with Applicable Servicing Criteria.

The following exhibits are attached to this report:

33.1 - Report on assessment of compliance with servicing criteria for asset-backed securities of Pacific Gas and Electric Company, as Servicer;

33.2 - Report on assessment of compliance with servicing criteria for asset-backed securities of The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee;

34.1 - Attestation report on assessment of compliance with servicing criteria for asset backed securities of Deloitte & Touche LLP (PCAOB ID No. 34, San Francisco, CA) on behalf of Pacific Gas and Electric Company, as Servicer;

34.2 - Servicer compliance statement of Pacific Gas and Electric Company, as Servicer.

Item 1123. Servicer Compliance Statement.

See Exhibit 35.1 of this Form 10-K.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No such annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to the registrant’s security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March 2023.

PG&E Wildfire Recovery Funding LLC
(Issuing Entity)

By:	Pacific Gas and Electric Company, as Servicer

By:	/s/ MARGARET K. BECKER
Margaret K. Becker
Vice President and Treasurer