Form 10-K
period 2023-12-31
PG&E Wildfire Recovery Funding LLC
filed 2024-03-29
CIK 1918072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

	Commission File Number of issuing entity:	333-263719-01
	Central Index Key Number of issuing entity:	0001918072

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

Item 1.   Business.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1A.   Risk Factors.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1B. Unresolved Staff Comments.

None.

Item 1C.   Cybersecurity.

Omitted pursuant to General Instruction J of Form 10-K.

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

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

The following is a list of the managers of PG&E Wildfire Recovery Funding LLC (the “Issuing Entity”) as of the date of this report:

Name	Age	Title	Background
Margaret K. Becker	42	Manager and President	Manager and President of the Issuing Entity since its inception in 2022. Ms. Becker has served as Vice President and Treasurer of Pacific Gas and Electric Company (the “Utility”) since April 2021. From 2016 to March 2020, Ms. Becker served as Assistant Treasurer and Director of Banking and Economic Analysis at the Utility. From March 2020 to April 2021, Ms. Becker served as Senior Director and Treasurer at the Utility.

Monica Klemann	40	Manager, Treasurer and Secretary
Manager, Treasurer and Secretary of the Issuing Entity since its inception in 2022. Ms. Klemann has served as Assistant Treasurer and Director of the Utility since April 2021. From April 2015 to March 2020, Ms. Klemann served as Manager of the Banking and Money Management team at the Utility. From March 2020 to April 2021, she served as Senior Manager of the Utility.

Orlando Figueroa	63	Independent Manager
Independent Manager of the Issuing Entity since its inception in 2022. With over 20 years’ US and global capital markets experience, Mr. Figueroa currently serves as President and is primarily responsible for leading the business development efforts of Citadel SPV, which he co-founded in November 2014. Prior to forming Citadel SPV, Mr. Figueroa served as Managing Director - Corporate Governance and New Business Development of Lord Securities Corporation, a TMF Group Company from March 2002 to October 2014. Mr. Figueroa’s responsibilities at Lord Securities included business development, senior oversight of Lord Securities’ corporate governance practice, and managing all daily aspects of document review and execution, including legal response and transaction management. Mr. Figueroa also was a member of TMF Group’s Structured Finance Global Strategy Board and served as TMF Group’s Regional Director for Structured Finance in the Americas from January 2010 to October 2014. During his career, Mr. Figueroa has served as a director on the boards of over 1,000 special purpose vehicles spanning various asset classes. He also served on the Executive Board of Directors of the American Securitization Forum (the “ASF”) and acted as Chairman of the ASF’s Membership Committee from 2008 to 2010. Mr. Figueroa currently serves on the Board of Directors of The Cameron Kravitt Foundation, a not-for-profit charitable foundation, which he has served on since 2010.

Code of Conduct

The Issuing Entity is a wholly-owned subsidiary of the Utility, which in turn is a subsidiary of PG&E Corporation. PG&E Corporation and the Utility have adopted codes of conduct and ethics which apply to all of their subsidiaries. The codes of conduct and ethics are available on PG&E Corporation's website at https://www.pgecorp.com/about/corporate-governance/company-policies-and-bylaws.html or http://www.pgecorp.com/about/compliance-and-ethics.html.

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

Omitted pursuant to General Instruction J of Form 10-K.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a)(1) and (a)(2)        Omitted pursuant to General Instruction J of Form 10-K.

(a)(3) and (b)        See Exhibit Index included below, which is incorporated herein by reference.

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1
Certificate of Formation of PG&E Wildfire Recovery Funding LLC (incorporated by reference to the Registration Statement on Form SF-1 of Pacific Gas and Electric Company and PG&E Wildfire Recovery Funding LLC (File Nos. 1-2348 and 333-263719-01) filed on May 3, 2022, Exhibit 3.1)

3.2
Amended and Restated Limited Liability Company Agreement of PG&E Wildfire Recovery Funding LLC (incorporated by reference to a Current Report on Form 8-K of Pacific Gas and Electric Company and PG&E Wildfire Recovery Funding LLC (File Nos. 1-2348 and 333-263719-01) filed May 3, 2022, Exhibit 3.2)

4.1
Indenture between PG&E Wildfire Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. dated as of May 10, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company, and PG&E Wildfire Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-263719-01) filed May 11, 2022, Exhibit 4.1)

4.2
Series Supplement between PG&E Wildfire Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. dated as of May 10, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company, and PG&E Wildfire Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-263719-01) filed May 11, 2022, Exhibit 4.2)

4.3
Indenture between PG&E Wildfire Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. dated as of July 20, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company, and PG&E Wildfire Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-267319-01) filed July 21, 2022, Exhibit 4.1)

4.4
Series Supplement between PG&E Wildfire Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. dated as of July 20, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company, and PG&E Wildfire Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-263719-01) filed July 21, 2022, Exhibit 4.2)

10.1
Recovery Property Servicing Agreement between PG&E Wildfire Recovery Funding LLC and Pacific Gas and Electric Company, as servicer, dated as of May 10, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company, and PG&E Wildfire Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-263719-01) filed May 11, 2021, Exhibit 10.1)

10.2
Recovery Property Purchase and Sale Agreement between PG&E Wildfire Recovery Funding LLC and Pacific Gas and Electric Company, as seller, dated as of May 10, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company, and PG&E Wildfire Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-263719-01) filed May 11, 2022, Exhibit 10.2)

10.3
Administration Agreement between PG&E Wildfire Recovery Funding LLC and Pacific Gas and Electric Company, as administrator, dated as of May 10, 2021 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company, and PG&E Wildfire Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-263719-01) filed May 11, 2022, Exhibit 10.3)

10.4
Recovery Property Servicing Agreement between PG&E Wildfire Recovery Funding LLC and Pacific Gas and Electric Company, as servicer, dated as of July 20, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company, and PG&E Wildfire Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-263719-01) filed July 21, 2022, Exhibit 10.1)

10.5
Recovery Property Purchase and Sale Agreement between PG&E Wildfire Recovery Funding LLC and Pacific Gas and Electric Company, as seller, dated as of July 20, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company, and PG&E Wildfire Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-263719-01) filed July 21, 2022, Exhibit 10.2)

10.6
Administration Agreement between PG&E Wildfire Recovery Funding LLC and Pacific Gas and Electric Company, as administrator, dated as of July 20, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company, and PG&E Wildfire Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-263719-01) filed July 21, 2022, Exhibit 10.3)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March 2024.

PG&E Wildfire Recovery Funding LLC
(Issuing Entity)

By:	Pacific Gas and Electric Company, as Servicer

By:	/s/ MARGARET K. BECKER
Margaret K. Becker
Vice President and Treasurer