Form 10-K/A
period 2023-12-31
PG&E Wildfire Recovery Funding LLC
filed 2024-04-01
CIK 1918072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K/A
(Amendment No. 1)

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
Documents incorporated by reference: none

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends PG&E Wildfire Recovery Funding LLC’s Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission on March 29, 2024 (the “Original Filing”). PG&E Wildfire Recovery Funding LLC is filing this Amendment No. 1 to correct a typographical error in the date of the attestation report on assessment of compliance with servicing criteria for asset backed securities of Deloitte & Touche LLP on behalf of Pacific Gas and Electric Company, as servicer, attached as Exhibit 34.1 hereto.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a new certification pursuant to Rule 13a-14(d)/Rule 15d-14(d) of the Exchange Act is filed as Exhibit 31.1 hereto.

Except as described above, no other changes have been made to the Original Filing. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a)(3) and (b)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

*31.1	Rule 13a-14(d)/15d-14(d) certification

*34.1	Attestation report on assessment of compliance with servicing criteria for asset backed securities of Deloitte & Touche LLP on behalf of Pacific Gas and Electric Company, as servicer

*104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of April 2024.

PG&E Wildfire Recovery Funding LLC
(Issuing Entity)

By:	Pacific Gas and Electric Company, as Servicer

By:	/s/ MARGARET K. BECKER
Margaret K. Becker
Vice President and Treasurer