Form 10-K
period 2025-12-31
PG&E Wildfire Recovery Funding LLC
filed 2026-03-27
CIK 1918072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025

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

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

The following is a list of the managers of PG&E Wildfire Recovery Funding LLC (the “Issuing Entity”) as of the date of this report:

Name	Age	Title	Background
Margaret K. Becker	44	Manager and President	Manager and President of the Issuing Entity since its inception in 2022. Ms. Becker has served as Vice President, Internal Audit and Treasurer of Pacific Gas and Electric Company (the “Utility”) since April 2021. From 2016 to March 2020, Ms. Becker served as Assistant Treasurer and Director of Banking and Economic Analysis at the Utility. From March 2020 to April 2021, Ms. Becker served as Senior Director and Treasurer at the Utility. Since April 2021, Ms. Becker served as Vice President and Treasurer at the Utility.

Monica Klemann	42	Manager, Treasurer and Secretary
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

Orlando Figueroa	65	Independent Manager
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March 2026.

PG&E Wildfire Recovery Funding LLC
(Issuing Entity)

By:	Pacific Gas and Electric Company, as Servicer

By:	/s/ MARGARET K. BECKER
Margaret K. Becker
Vice President, Internal Audit and Treasurer